Form 10-Q
period 1994-12-31
MEDICINE SHOPPE INTERNATIONAL INC
filed 1995-02-14
CIK 731841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended                December 31, 1994.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  ___________ to ____________.

Commission file number                   0-13008                .

                      MEDICINE SHOPPE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          State of Delaware                                 43-0950846
      (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   1100 North Lindbergh Boulevard, St. Louis, Missouri         63132
        (Address of principal executive offices)             (Zip Code)

                                 (314) 993-6000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes __X__     No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of Common Stock                Outstanding at January 31, 1995
         $0.01 per share                                7,721,258




                          Exhibit index is on page 13.

                      MEDICINE SHOPPE INTERNATIONAL, INC.


                               TABLE OF CONTENTS

                                                                            PAGE
Part I - FINANCIAL INFORMATION                                              ----

     Item 1.  FINANCIAL STATEMENTS:
        Balance Sheets - December 31, 1994 (Unaudited) and
                   September 30, 1994 ......................................   3

         Statements of Earnings (Unaudited) - For the Three Months
                   Ended December 31, 1994 and 1993 ........................   5

        Statements of Cash Flows (Unaudited) - For the Three Months
                   Ended December 31, 1994 and 1993 ........................   6

                 Notes to Financial Statements .............................   7


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS .......................   8


SIGNATURES .................................................................  11

PART II - OTHER INFORMATION ................................................  12

EXHIBIT INDEX ..............................................................  13

                     MEDICINE SHOPPE INTERNATIONAL, INC.

                               BALANCE SHEETS
                                 (Unaudited)
                          -----------------------
- - -------------------------------------------------------------------------------
                                                       December 31 September 30
                                                      -----------  ------------
     A S S E T S                                         1994          1994
- - ----------------------------------------------------  -----------  ------------
Current Assets:
  Cash and cash equivalents                          $  5,084,798 $  5,989,274
  Short-term investments                               14,193,000   10,064,000
  Accounts receivable, net                             10,135,173    9,741,426
  Notes and accrued interest receivable, net            4,810,574    4,647,824
  Other current assets                                  2,391,394    2,351,651

- - ----------------------------------------------------  -----------  -----------
         Total Current Assets                          36,614,939   32,794,175
- - ----------------------------------------------------  -----------  -----------



Other Assets:
  Long-term investments                                 4,858,000    7,078,000
  Finance notes and accrued interest receivable, net   32,968,174   32,981,110
  Other assets                                          7,958,081    8,338,459
- - ----------------------------------------------------  -----------  -----------
         Total Other Assets                            45,784,255   48,397,569
- - ----------------------------------------------------  -----------  -----------

Property and Equipment, at Cost:
  Furniture and equipment                               5,252,008    4,851,525
  Leasehold improvements                                  594,985      548,437
- - ----------------------------------------------------  -----------  -----------
                                                        5,846,993    5,399,962
  Less- Accumulated depreciation and
    amortization                                       (3,853,568)  (3,712,334)
- - ----------------------------------------------------  -----------  -----------
         Net Property and Equipment                     1,993,425    1,687,628
- - ----------------------------------------------------  -----------  -----------

         Total Assets                                $ 84,392,619 $ 82,879,372
====================================================  ===========  ===========



See Accompanying Notes to Financial Statements.

                     MEDICINE SHOPPE INTERNATIONAL, INC.

                               BALANCE SHEETS
                                 (Unaudited)
                          -----------------------
- - -------------------------------------------------------------------------------
                                                       December 31 September 30
                                                      -----------  ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                    1994           1994
- - ----------------------------------------------------  -----------  ------------
Current Liabilities:
  Accounts payable                                   $  2,021,774  $  1,850,999
  Accrued income taxes                                  2,495,000       566,000
  Other accrued expenses                                  414,406     1,552,524



- - ----------------------------------------------------  -----------   -----------
       Total Current Liabilities                        4,931,180     3,969,523
- - ----------------------------------------------------  -----------   -----------


  Deferred Origination Fee Income, net of
    related direct expenses incurred to date
    of $1,236,731 and $1,220,884, respectively          1,058,463       940,185
- - ----------------------------------------------------  -----------   -----------





Stockholders' Equity:
  Common stock-$.01 par value, 10,000,000 shares
    authorized; 7,752,082 and 7,851,432 shares
    issued and outstanding, respectively                   77,521        78,514
  Paid-in capital                                      13,884,039    14,047,328
  Retained earnings                                    64,441,416    63,843,822
- - ----------------------------------------------------  -----------   -----------
       Total Stockholders' Equity                      78,402,976    77,969,664
- - ----------------------------------------------------  -----------   -----------

       Total Liabilities and Stockholders' Equity    $ 84,392,619  $ 82,879,372
====================================================  ===========   ===========



See Accompanying Notes to Financial Statements.

                     MEDICINE SHOPPE INTERNATIONAL, INC.

                            STATEMENTS OF EARNINGS
                                  (Unaudited)
                            ----------------------
- - -------------------------------------------------------------
                                          Quarter Ended
                                          December 31
                                      ----------------------
                                         1994        1993
- - ------------------------------------- ----------  ----------
Revenues:
  Sales to franchisees               $ 2,726,996 $ 2,562,370
  Franchise fees                       9,378,329   8,632,770
  Origination fees                       172,575     213,386
  Interest income on financing
    and other revenues                 1,126,039     871,295
- - ------------------------------------- ----------  ----------
                                      13,403,939  12,279,821
- - ------------------------------------- ----------  ----------
Costs and Expenses:
  Cost of sales to franchisees         2,251,685   2,160,382
  Selling, general &
    administrative                     5,023,873   4,772,724
- - ------------------------------------- ----------  ----------
                                       7,275,558   6,933,106
- - ------------------------------------- ----------  ----------
       Earnings From Operations        6,128,381   5,346,715
- - ------------------------------------- ----------  ----------

Income on Investments, net               249,000     183,413
- - ------------------------------------- ----------  ----------
       Earnings Before Taxes           6,377,381   5,530,128
- - ------------------------------------- ----------  ----------

Income Tax Provision                   2,312,000   1,980,000
- - ------------------------------------- ----------  ----------


Net Earnings                         $ 4,065,381 $ 3,550,128
===================================== ==========  ==========

Earnings Per Share                   $      0.52 $      0.45
===================================== ==========  ==========

Dividends Per Share                  $      0.14 $      0.12
===================================== ==========  ==========

Average Shares Outstanding             7,826,782   7,927,085
===================================== ==========  ==========

See Accompanying Notes to Financial Statements.

                     MEDICINE SHOPPE INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  -----------

                                                         Three Months Ended
                                                             December 31
                                                       -------------------------
                                                           1994         1993
- - ----------------------------------------------------   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                           $ 4,065,381  $ 3,550,128
Depreciation and amortization                              149,220      152,278
Change in working capital [excluding cash
  and cash equivalents and short term investments]         365,417      323,431
Change in deferred orig. fee income, net                   118,278      118,390
Increase in finance notes and accrued interest
  receivable, net                                           12,936     (870,951)
Change in deferred income taxes                           (104,000)    (153,590)
- - ----------------------------------------------------   ------------ -----------
Net cash provided by operating activities                4,607,232    3,119,686
- - ----------------------------------------------------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net change in investments                               (1,909,000)     834,387
Additions to property and equipment                       (447,031)    (271,121)
Change in net investment in pharmacies                     494,392      131,859
Other, net                                                 (14,868)           0
- - ----------------------------------------------------   -----------  -----------
Net cash (used) provided by investing activities        (1,876,507)     695,125
- - ----------------------------------------------------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock                              (2,551,894)    (626,260)
Proceeds from exercise of common stock options              15,998       17,159
Dividends paid                                          (1,099,305)    (952,221)
- - ----------------------------------------------------   -----------  -----------
Net cash used by financing activities                   (3,635,201)  (1,561,322)
- - ----------------------------------------------------   -----------  -----------

Net change in cash and cash equivalents                   (904,476)   2,253,489
Cash and cash equivalents at beginning of period         5,989,274    1,500,258
- - ----------------------------------------------------   -----------  -----------
Cash and cash equivalents at end of period             $ 5,084,798  $ 3,753,747
====================================================   ===========  ===========

Supplemental disclosures:
  Cash paid during the period for income taxes         $   487,000  $   561,000
                                                       ===========  ===========

See Accompanying Notes to Financial Statements.

                      MEDICINE SHOPPE INTERNATIONAL, INC.


                         Notes to Financial Statements



(1)  UNAUDITED INTERIM STATEMENTS:

These unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to Financial Statements in the 1994 Annual Report (pages 19-23), which were incorporated by reference into the Company's Report on Form 10-K for fiscal 1994. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year.

                     MEDICINE SHOPPE INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Analysis of Financial Condition:


   Medicine Shoppe International, Inc. (Company) continues in a strong financial position with a current ratio of 7.4:1 at December 31, 1994 (versus 8.3:1 at September 30, 1994) and an equity ratio of 93% at December 31, 1994 (versus 94% at September 30, 1994). The reduction in the current ratio is due to the accrual of income taxes which were paid with the first installment in January 1995 and the repurchase of the Company's common stock. The Company has no external financing outstanding as of December 31, 1994 or September 30, 1994.


   In November 1994 the Company's Board of Directors voted to increase the quarterly dividend by 17% to $0.14 per share. The increased dividend was paid as the regular quarterly dividend in December 1994. On January 19, 1995, the Company's Board of Directors voted a regular quarterly dividend of $0.14 per share which is payable in February 1995.

   At its January 1995 meeting, the Company's Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock on the open market and/or through private purchases. Purchases may be made at various times and at such prices as the Company believes attractive in the circumstances. Internal funds will be utilized for the share repurchase; no additional debt will be incurred. Management continues to believe such share repurchases are an appropriate use of funds and should benefit all shareholders. Through January 31, 1995, the Company has repurchased 528,400 shares at a cost of approximately $12 million. In the first fiscal quarter of 1995, 100,100 shares were repurchased.


   The Company has a program to provide financing of opening costs to selected new franchisees. This financing program includes financing for new stores as well as the conversion and acquisition costs of independent pharmacies to franchised MEDICINE SHOPPE pharmacies. Loan amounts are normally repayable in seven to ten years, with interest at a rate which fluctuates with the prime interest rate. The aggregate amount of such franchisee obligations to the Company outstanding as of December 31, 1994 and September 30, 1994 was
approximately   $37 million, including both principal and accrued interest receivable.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

Analysis of Results of Operations:


   Company revenues increased 9% to $13,404,000 in the first quarter fiscal 1995 compared to $12,280,000 in the first quarter fiscal 1994. The principal component of Company revenues, franchise fees, increased 9% to $9,378,000 from the $8,633,000 recorded in the quarter ended December 31, 1993. This increase is primarily attributable to an increase of 11% in the retail sales at the store level to approximately $233 million for the first quarter of fiscal 1995 from $209 million for the first quarter of fiscal 1994. For the three months, store-for-store comparable sales were up 7% for fiscal 1995.


   The revenue category of sales to franchisees which represents MEDICINE SHOPPE brand label products, signage, fixtures and supplies rose 6% for the first fiscal quarter of 1995 when compared to the same period in 1994. This category benefitted from the 7% increase in the number of pharmacies in operation between the two periods.


   Twenty-one new stores were opened during the three months ended December 31, 1994 versus 26 openings in the first quarter of fiscal 1994. Ten of the fiscal 1995 openings and twelve of the fiscal 1994 openings were in foreign countries. The Company's master licensee, Dallas Pharma de Mexico, opened its first franchise in Mexico. Six stores were closed during the first quarter of fiscal 1995 as compared to eleven closings during the first quarter fiscal 1994. At December 31, 1994, there were 1,067 MEDICINE SHOPPE Pharmacies in operation, including 92 units operating outside of the United States.


   Origination fee revenue for fiscal 1995 declined 19% due to the fewer number of openings when compared to fiscal 1994. Interest income on financing and other revenues increased 29% due to an increase in financing notes and related interest to $37 million at December 31, 1994 from $34 million at December 31, 1993 and increases in the prime rate at which most of the Company's loans are pegged.


   Selling, general and administrative expenses of $5,024,000 for the first quarter of fiscal 1995 were approximately 5% greater than the first quarter of 1994. Personnel costs primarily attributed to the fiscal 1995 increase.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)




   Income from investments increased 36% during the first quarter fiscal 1995 to $249,000 from $183,000 during the first quarter fiscal 1994 due primarily to an additional $3.8 million in investments and higher investment interest rates.
The Company expects this trend to continue.


   The Company's income tax provision has risen 17% in the first three months of 1995 when compared to the 1994 periods. The increase in operating earnings, reduction of tax-exempt interest as a percentage of total income and increased state income taxes account for the increase.


   Net earnings increased to $4,065,000, or 15%, during the first quarter of fiscal 1995 from $3,550,000 during the first quarter of 1994. On a per share basis, earnings for the respective periods were $0.52 and $0.45, respectively. These increases primarily reflect the 15% increase in operating earnings and income on investments, less the increase in tax provision. The earnings per share amount in fiscal 1995 is enhanced by the Company's repurchase of its common stock during the first quarter of fiscal 1995. The repurchase reduced the Company's average shares outstanding during the quarter.

                      MEDICINE SHOPPE INTERNATIONAL, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MEDICINE SHOPPE INTERNATIONAL, INC.





        February 13, 1995                    /s/   David A. Abrahamson
        -----------------                    --------------------------------
             Date                                  DAVID A. ABRAHAMSON
                                             President & Chief Executive Officer




        February 13, 1995                    /s/   Donald C. Schreiber
        -----------------                    --------------------------------
             Date                                  DONALD C. SCHREIBER
                                                Vice-President of Finance
                                                 Chief Financial Officer

                      MEDICINE SHOPPE INTERNATIONAL, INC.


                          Part II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS:
         There are no pending legal proceedings, other than routine litigation incidental to the business, to which the Registrant is a party.

Item 2.  CHANGES IN SECURITIES:
         No change.

Item 3.  DEFAULT UPON SENIOR SECURITIES:
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         Nothing to report.

Item 5.  OTHER INFORMATION:
         Nothing to report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
     A)  Exhibits:  See Exhibit Index on page 13.
     B) No reports on Form 8-K were filed for the quarter ended December 31, 1994.

                      MEDICINE SHOPPE INTERNATIONAL, INC.



                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION                                    PAGE NO.
- - -------------------------------------------------------------------------

11             Computation of Net Earnings Per Common Share      14

27             Financial Data Schedule