Form 10-Q
period 1995-03-31
MEDICINE SHOPPE INTERNATIONAL INC
filed 1995-05-15
CIK 731841

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended         March 31, 1995.
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  ___________ to ____________.

Commission file number                      0-13008             .
                       -----------------------------------------

                     MEDICINE SHOPPE INTERNATIONAL, INC.
                     -----------------------------------
            (Exact name of registrant as specified in its charter)

     State of Delaware                                 43-0950846
     -----------------                                 ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

1100 North Lindbergh Boulevard, St. Louis, Missouri          63132
- ---------------------------------------------------          -----
  (Address of principal executive offices)                 (Zip Code)

                                (314) 993-6000
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X     No
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Common Stock                Outstanding at April 30, 1995
- ---------------------                -----------------------------
   $0.01 per share                                7,751,585



                         Exhibit index is on page 13.

                     MEDICINE SHOPPE INTERNATIONAL, INC.


                              TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----
Part I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS:
         Balance Sheets - March 31, 1995 (Unaudited) and
            September 30, 1994 ......................................   3

         Statements of Earnings (Unaudited) - For the Three and Six
            Months Ended March 31, 1995 and 1994 ....................   5

         Statements of Cash Flows (Unaudited) - For the Six Months
            Ended March 31, 1995 and 1994 ...........................   6

         Notes to Financial Statements ..............................   7


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ........................   8


SIGNATURES ..........................................................  11


PART II - OTHER INFORMATION .........................................  12


EXHIBIT INDEX .......................................................  13

Exhibit 11 - Computation of Net Earnings
             Per Common Share (Unaudited) ...........................  14

Exhibit 27 - Financial Data Schedule - included in the Company's electronic (EDGAR) filing

                     MEDICINE SHOPPE INTERNATIONAL, INC.


                                BALANCE SHEETS
                                 (Unaudited)

- -------------------------------------------------------------------------------
                                                        March 31   September 30
                                                      -----------  ------------
     A S S E T S                                         1995          1994
- ----------------------------------------------------  -----------  ------------
Current Assets:
  Cash and cash equivalents                          $  5,443,688 $  5,989,274
  Short-term investments                               15,334,000   10,064,000
  Accounts receivable, net                              9,698,752    9,741,426
  Notes and accrued interest receivable, net            4,878,889    4,647,824
  Other current assets                                  2,125,124    2,351,651

- ----------------------------------------------------  -----------  -----------
         Total Current Assets                          37,480,453   32,794,175
- ----------------------------------------------------  -----------  -----------

Other Assets:
  Long-term investments                                 4,666,000    7,078,000
  Finance notes and accrued interest receivable, net   33,605,341   32,981,110
  Other assets                                          7,700,079    8,338,459
- ----------------------------------------------------  -----------  -----------
         Total Other Assets                            45,971,420   48,397,569
- ----------------------------------------------------  -----------  -----------

Property and Equipment, at Cost:
  Furniture and equipment                               5,366,325    4,851,525
  Leasehold improvements                                  595,342      548,437
- ----------------------------------------------------  -----------  -----------
                                                        5,961,667    5,399,962
  Less- Accumulated depreciation and
    amortization                                       (4,001,275)  (3,712,334)
- ----------------------------------------------------  -----------  -----------
         Net Property and Equipment                     1,960,392    1,687,628
- ----------------------------------------------------  -----------  -----------

         Total Assets                                $ 85,412,265 $ 82,879,372
====================================================  ===========  ===========



                See Accompanying Notes to Financial Statements.

                     MEDICINE SHOPPE INTERNATIONAL, INC.

                               BALANCE SHEETS
                                 (Unaudited)
                          -----------------------
- -------------------------------------------------------------------------------
                                                        March 31   September 30
                                                      -----------  ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                    1995           1994
- ----------------------------------------------------  -----------  ------------
Current Liabilities:
  Accounts payable                                   $  2,036,326  $  1,850,999
  Accrued income taxes                                    543,000       566,000
  Other accrued expenses                                  756,525     1,552,524



- ----------------------------------------------------  -----------   -----------
       Total Current Liabilities                        3,335,851     3,969,523
- ----------------------------------------------------  -----------   -----------


  Deferred Origination Fee Income, net of
    related direct expenses incurred to date
    of $1,236,731 and $1,220,884, respectively          1,130,575       940,185
- ----------------------------------------------------  -----------   -----------





Stockholders' Equity:
  Common stock-$.01 par value, 10,000,000 shares
    authorized; 7,737,675 and 7,851,432 shares
    issued and outstanding, respectively                   77,377        78,514
  Paid-in capital                                      14,318,390    14,047,328
  Retained earnings                                    66,550,072    63,843,822
- ----------------------------------------------------  -----------   -----------
       Total Stockholders' Equity                      80,945,839    77,969,664
- ----------------------------------------------------  -----------   -----------

       Total Liabilities and Stockholders' Equity    $ 85,412,265  $ 82,879,372
====================================================  ===========   ===========



                See Accompanying Notes to Financial Statements.

                     MEDICINE SHOPPE INTERNATIONAL, INC.

                            STATEMENTS OF EARNINGS
                                  (Unaudited)
                            ----------------------
- --------------------------------------------------------------------------------
                                     Quarter Ended         Six Months Ended
                                       March 31                March 31
                                 ----------------------  ----------------------
                                    1995        1994        1995        1994
- -------------------------------- ----------  ----------  ----------  ----------
Revenues:
  Sales to franchisees          $ 2,282,233 $ 2,576,001 $ 5,009,229 $ 5,138,371
  Franchise fees                  9,618,203   8,542,360  18,996,532  17,175,130
  Origination fees                  149,075     442,088     321,650     655,474
  Interest income on financing
    and other revenues            1,227,668     922,278   2,353,707   1,793,573
- -------------------------------- ----------  ----------  ----------  ----------
                                 13,277,179  12,482,727  26,681,118  24,762,548
- -------------------------------- ----------  ----------  ----------  ----------
Costs and Expenses:
  Cost of sales to franchisees    1,988,582   2,178,397   4,240,267   4,338,779
  Selling, general &
    administrative                5,172,529   4,826,860  10,196,402   9,599,584
- -------------------------------- ----------  ----------  ----------  ----------
                                  7,161,111   7,005,257  14,436,669  13,938,363
- -------------------------------- ----------  ----------  ----------  ----------
       Earnings From Operations   6,116,068   5,477,470  12,244,449  10,824,185
- -------------------------------- ----------  ----------  ----------  ----------

Income on Investments, net          269,000     180,282     518,000     363,695
- -------------------------------- ----------  ----------  ----------  ----------
       Earnings Before Taxes      6,385,068   5,657,752  12,762,449  11,187,880
- -------------------------------- ----------  ----------  ----------  ----------

Income Tax Provision              2,305,000   2,042,000   4,617,000   4,022,000
- -------------------------------- ----------  ----------  ----------  ----------

Net Earnings                    $ 4,080,068 $ 3,615,752 $ 8,145,449 $ 7,165,880
================================ ==========  ==========  ==========  ==========

Earnings Per Share              $      0.53 $      0.46 $      1.05 $      0.91
================================ ==========  ==========  ==========  ==========

Dividends Per Share             $      0.14 $      0.12 $      0.28 $      0.24
================================ ==========  ==========  ==========  ==========

Average Shares Outstanding        7,748,775   7,894,222   7,792,878   7,911,440
================================ ==========  ==========  ==========  ==========

                See Accompanying Notes to Financial Statements.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          ------------------------
- --------------------------------------------------------------------------------
                                                          Six Months Ended
                                                              March 31
                                                       -------------------------
                                                           1995         1994
- ----------------------------------------------------   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                           $ 8,145,449  $ 7,165,880
Depreciation and amortization                              304,913      309,479
Change in working capital [excluding cash
  and cash equivalents and short term investments]        (595,536)    (978,431)
Change in deferred orig. fee income, net                   190,390      125,549
Increase in finance notes and accrued interest
  receivable, net                                         (624,231)  (1,592,801)
Change in deferred income taxes                           (261,000)    (268,590)
- ----------------------------------------------------   ------------ -----------
Net cash provided by operating activities                7,159,985    4,761,086
- ----------------------------------------------------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net change in investments                               (2,858,000)    (997,139)
Additions to property and equipment                       (561,705)    (390,076)
Change in net investment in pharmacies                     904,725      294,455
Other, net                                                 (18,185)       6,000
- ----------------------------------------------------   -----------  -----------
Net cash used by investing activities                   (2,533,165)  (1,086,760)
- ----------------------------------------------------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock                              (3,506,192)  (1,432,073)
Proceeds from exercise of common stock options             514,141       36,660
Dividends paid                                          (2,180,355)  (1,900,364)
- ----------------------------------------------------   -----------  -----------
Net cash used by financing activities                   (5,172,406)  (3,295,777)
- ----------------------------------------------------   -----------  -----------

Net change in cash and cash equivalents                   (545,586)     378,549
Cash and cash equivalents at beginning of period         5,989,274    1,500,258
- ----------------------------------------------------   -----------  -----------
Cash and cash equivalents at end of period             $ 5,443,688  $ 1,878,807
- ----------------------------------------------------   ===========  ===========

Supplemental disclosures:
  Cash paid during the period for income taxes         $ 4,901,000  $ 4,537,000
                                                       ===========  ===========

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

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Analysis of Financial Condition:



        Medicine Shoppe International, Inc. (Company) continues in a strong financial position with a current ratio of 11.2:1 at March 31, 1995 (versus 8.3:1 at September 30, 1994) and an equity ratio of 95% at March 31, 1995 (versus 94% at September 30, 1994). The improvement in the current ratio in 1995 versus 1994 is due primarily from the accumulation of cash and short-term investments from operations. The Company had no external financing outstanding as of March 31, 1995 or September 30, 1994.


        On April 27, 1995, the Company's Board of Directors voted a regular quarterly dividend of $0.14 per share which is payable May 25, 1995 to stockholders of record on May 12, 1995.

        At its January 1995 meeting, the Company's Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock on the open market and/or through private purchases. Purchases may be made at various times and at such prices as the Company believes attractive in the circumstances. Internal funds will be utilized for the share repurchase; no additional debt will be incurred. Management continues to believe such share repurchases are an appropriate use of funds and should benefit all shareholders. Through April 30, 1995, the Company has repurchased, through prior repurchase authorizations, 528,400 shares at a cost of approximately $12 million, including 135,600 shares repurchased in the first half of fiscal 1995.

        The Company has a program to provide financing of opening costs to selected new franchisees. This financing program includes financing for new stores as well as the conversion and acquisition costs of independent pharmacies to franchised MEDICINE SHOPPE pharmacies. Loan amounts are normally repayable in seven to ten years, with interest at a rate which fluctuates with the prime interest rate. The aggregate amount of such franchisee obligations to the Company outstanding as of March 31, 1995 and September 30, 1994 was approximately $38 million, including both principal and accrued interest receivable.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Analysis of Results of Operations:


        Company revenues increased 6% to $13,277,000 in the second quarter fiscal 1995 compared to $12,483,000 in the second quarter fiscal 1994. Year-to-date revenues have increased 8% to $26,681,000 in fiscal 1995 compared to $24,763,000 in fiscal 1994. The principal component of Company revenues, franchise fees, increased 13% to $9,618,000 from the $8,542,000 recorded in the quarter ended March 31, 1995. Year-to-date franchise fees have increased 11% in fiscal 1995 versus the six months of 1994. These increases are primarily attributable to an increase of 12% in the six months fiscal 1995 retail sales at the store level to approximately $468 million from $419 million for the six months of fiscal 1994. For the six months, store-for-store comparable sales were up 8% for fiscal 1995.


        The revenue category of sales to franchisees which represents MEDICINE SHOPPE brand label products, signage, fixtures and supplies showed a decrease of 11% in the second fiscal quarter of 1995 versus the comparable period of 1994. Year-to-date sales to franchisees are down by 3%. The decrease in sales in the second quarter of 1995 is primarily due to the mild winter season experienced by most of the United States resulting in lower sale of over-the-counter cold and flu remedies and inventory reductions by retail pharmacies.


        Origination fee revenue is off by 66% for the second fiscal quarter and 51% on for the year to date. The 1994 figures include revenues from the signing of a master license contract in Thailand. 1995 has no similar master contract. Also, domestic store openings were 21 for the six months ended March 31, 1995 compared with 31 for the same period in fiscal 1994.

        Interest income on financing and other revenues increased 33% in the second quarter and 31% for the first six months of 1995 due to an increase in financing notes and related interest to $38 million at March 31, 1995 from $35 million at March 31, 1994 and increases in the prime rate at which most of the Company's loans are pegged.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

        Twenty-four new stores were opened during the three months ended March 31, 1995 versus 27 openings in the second quarter of fiscal 1994. Fourteen of the 1995 openings and ten of the 1994 openings were in foreign countries. Six stores were closed during the second quarter of fiscal 1995 and 11 closed during the second quarter fiscal 1994. At March 31, 1995, there were 1,085 MEDICINE SHOPPE Pharmacies in operation, including 106 units operating outside of the United States.

        Selling, general and administrative expenses increased 7% to $5,173,000 and 6% to $10,196,000 for the quarter and six months ended March 31, 1995 compared to $4,827,000 and $9,600,000 for the same periods in fiscal 1994. Personnel costs and other operating expenses associated with system expansion and managed care initiatives contributed to the fiscal 1995 increases.

        Income from investments increased 42% during the first half of fiscal 1995 to $518,000 from $364,000 during the first half of fiscal 1994 due primarily to an additional $2.9 million in investments and higher investment interest rates.

        The Company's income tax provision has risen 13% in the second three months of 1995 when compared to the 1994 period and 15% on a year-to-date basis. The Company's effective tax rate increased to 36.2% in the first six months of 1995 from 35.9% in 1994. The increase in operating earnings, reduction of tax-exempt interest as a percentage of total income and increased state income taxes account for the increases.

        Net earnings increased to $4,080,000, or 13%, during the second quarter of fiscal 1995 from $3,616,000 during the second quarter of 1994. A comparable 14% increase in net earnings to $8,145,000 from $7,166,000 has been recorded during the six month period ended March 31, 1995. On a per share basis, earnings for the periods were $0.53 and $0.46 and $1.05 and $0.91, respectively. These increases primarily reflect the 13% increase in operating earnings during the first half of fiscal 1995 along with the increase in interest income from investments. The earnings per share amount in fiscal 1995 is enhanced by the Company's repurchase of its common stock. The repurchase reduced the Company's average shares outstanding during the first half of 1995.

                      MEDICINE SHOPPE INTERNATIONAL, INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MEDICINE SHOPPE INTERNATIONAL, INC.





May 12, 1995                                   /s/  David A. Abrahamson
- -------------                         ------------------------------------------
   Date                                             DAVID A. ABRAHAMSON
                                          President & Chief Executive Officer



May 12, 1995                                   /s/   Donald C. Schreiber
- -------------                         ------------------------------------------
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

Item 2.  CHANGES IN SECURITIES:
         No change.

Item 3.  DEFAULT UPON SENIOR SECURITIES:
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The shareholders of the Company re-elected all incumbent directors at its annual meeting held February 23, 1995. The vote results with respect to each director were as follows:

         DIRECTOR                     VOTES FOR        VOTES WITHHELD
         ---------                    ---------        --------------
         David A. Abrahamson          6,814,971            14,269
         Melvin F. Brown              6,815,466            13,774
         Ira C. Gall, MD              6,813,369            15,871
         Donald P. Gallop             6,815,506            13,734
         Aron Katzman                 6,816,166            13,074
         Leslie F. Loewe              6,812,160            17,080
         Murray L. Wiedenbaum         6,799,970            29,270
         Mitchell Yanow, MD           6,809,517            19,723

         APPROVAL OF MEDICINE SHOPPE INTERNATIONAL, INC. EXECUTIVE CHOICE PLAN:

              For         Against        Abstain      Broker Non-Votes

         6,270,923      501,222        56,535             560

         APPROVAL OF AMENDMENT TO MEDICINE SHOPPE INTERNATIONAL, INC. 1990 STOCK OPTION PLAN:

              For         Against        Abstain      Broker Non-Votes

         6,593,776      174,702        60,662             100

Item 5.  OTHER INFORMATION:
         Nothing to report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         A)  Exhibits:  See Exhibit Index on page 13.
         B) No reports on Form 8-K were filed for the quarter ended March 31, 1995.

                      MEDICINE SHOPPE INTERNATIONAL, INC.



                                 EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION                                    PAGE NO.
- -----------        ------------                                   --------
    11             Computation of Net Earnings Per Common Share      14

    27             Financial Data Schedule
