Form 10-Q
period 1995-06-30
MEDICINE SHOPPE INTERNATIONAL INC
filed 1995-08-11
CIK 731841

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      June 30, 1995.
                                     -----------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to             .
                                     -----------    ------------

Commission file number                   0-13008                .
                        ----------------------------------------

                      MEDICINE SHOPPE INTERNATIONAL, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

       State of Delaware                                 43-0950846
       ------------------                                ----------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)


1100 North Lindbergh Boulevard, St. Louis, Missouri          63132
- ---------------------------------------------------          -----
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

                             Yes   X     No
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class of Common Stock                  Outstanding at July 31, 1995
       ---------------------                  ----------------------------
         $0.01 per share                                7,714,775




                          Exhibit index is on page 13.

                     MEDICINE SHOPPE INTERNATIONAL, INC.

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
Part I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS:
         Balance Sheets - June 30, 1995 (Unaudited) and
            September 30, 1994 ......................................   3

         Statements of Earnings (Unaudited) - For the Three and Nine
            Months Ended June 30, 1995 and 1994 .....................   5

         Statements of Cash Flows (Unaudited) - For the Nine Months
            Ended June 30, 1995 and 1994 ............................   6

         Notes to Financial Statements ..............................   7


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .......................   8


SIGNATURES ..........................................................  11


PART II - OTHER INFORMATION .........................................  12



EXHIBIT INDEX .......................................................  13

  Exhibit 11 - Computation of Net Earnings
               Per Common Share (Unaudited) .........................  14

  Exhibit 27 - Financial Data Schedule - included in the Company's electronic (EDGAR) filing

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

- -----------------------------------------------------------------------------------
                                                           June 30     September 30
                                                        -----------    ------------
     ASSETS                                                 1995            1994
- ----------------------------------------------------    -----------    ------------
Current Assets:
  Cash and cash equivalents                             $ 1,906,262    $ 5,989,274
  Short-term investments                                 18,119,000     10,064,000
  Accounts receivable, net                               10,546,008      9,741,426
  Notes and accrued interest receivable, net              5,062,296      4,647,824
  Other current assets                                    2,025,767      2,351,651
- ----------------------------------------------------    -----------    -----------
         Total Current Assets                            37,659,333     32,794,175
- ----------------------------------------------------    -----------    -----------

Other Assets:
  Long-term investments                                   7,118,000      7,078,000
  Finance notes and accrued interest receivable, net     33,329,657     32,981,110
  Other assets                                            8,569,732      8,338,459
- ----------------------------------------------------    -----------    -----------
         Total Other Assets                              49,017,389     48,397,569
- ----------------------------------------------------    -----------    -----------

Property and Equipment, at Cost:
  Furniture and equipment                                 5,407,225      4,851,525
  Leasehold improvements                                    595,342        548,437
- ----------------------------------------------------    -----------    -----------
                                                          6,002,567      5,399,962
  Less- Accumulated depreciation and
    amortization                                         (4,148,686)    (3,712,334)
- ----------------------------------------------------    -----------    -----------
         Net Property and Equipment                       1,853,881      1,687,628
- ----------------------------------------------------    -----------    -----------

         Total Assets                                   $88,530,603    $82,879,372
===================================================     ===========    ===========




See Accompanying Notes to Financial Statements.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

- -------------------------------------------------------------------------------
                                                         June 30   September 30
                                                      -----------  ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                    1995           1994
- ----------------------------------------------------  -----------  ------------
Current Liabilities:
  Accounts payable                                    $ 2,214,039   $ 1,850,999
  Accrued income taxes                                    832,000       566,000
  Other accrued expenses                                1,242,369     1,552,524
- ----------------------------------------------------  -----------   -----------
       Total Current Liabilities                        4,288,408     3,969,523
- ----------------------------------------------------  -----------   -----------

  Deferred Origination Fee Income, net of
    related direct expenses incurred to date
    of $1,299,732 and $1,287,804, respectively          1,203,087       940,185
- ----------------------------------------------------  -----------   -----------

Stockholders' Equity:
  Common stock-$.01 par value, 10,000,000 shares
    authorized; 7,713,843 and 7,825,397 shares
    issued and outstanding, respectively                   77,138        78,514
  Paid-in capital                                      14,852,855    14,047,328
  Retained earnings                                    68,109,115    63,843,822
- ----------------------------------------------------  -----------   -----------
       Total Stockholders' Equity                      83,039,108    77,969,664
- ----------------------------------------------------  -----------   -----------
       Total Liabilities and Stockholders' Equity     $88,530,603   $82,879,372
====================================================  ===========   ===========


See Accompanying Notes to Financial Statements.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                             STATEMENTS OF EARNINGS
                                  (Unaudited)

- -----------------------------------------------------------------------------------------------------------------
                                                    Quarter Ended                       Nine Months Ended
                                                        June 30                              June 30
                                             -----------------------------         ------------------------------
                                                1995               1994               1995               1994
- -------------------------------------        ----------         ----------         ----------         -----------
Revenues:
  Sales to franchisees                      $ 2,529,839        $ 2,310,860         $ 7,539,068        $ 7,449,231
  Franchise fees                              9,669,811          8,753,247          28,666,343         25,928,377
  Origination fees                              242,700            318,137             564,350            973,611
  Interest income on financing
    and other revenues                        1,262,917            977,412           3,616,624          2,770,985
- ------------------------------------        -----------        -----------         -----------        -----------
                                             13,705,267         12,359,656          40,386,385         37,122,204
- ------------------------------------        -----------        -----------         -----------        -----------
Costs and Expenses:
  Cost of sales to franchisees                2,116,157          1,956,632           6,356,424          6,295,411
  Selling, general and
    administrative                            5,343,532          5,036,312          15,539,934         14,635,896
- ------------------------------------        -----------        -----------         -----------        -----------
                                              7,459,689          6,992,944          21,896,358         20,931,307
- ------------------------------------        -----------        -----------         -----------        -----------
       Earnings From Operations               6,245,578          5,366,712          18,490,027         16,190,897
- ------------------------------------        -----------        -----------         -----------        -----------
Income on Investments, net                      291,000            179,305             809,000            543,000
- ------------------------------------        -----------        -----------         -----------        -----------
       Earnings Before Taxes                  6,536,578          5,546,017          19,299,027         16,733,897
- ------------------------------------        -----------        -----------         -----------        -----------
Income Tax Provision                          2,340,000          1,930,000           6,957,000          5,952,000
- ------------------------------------        -----------        -----------         -----------        -----------
Net Earnings                                $ 4,196,578        $ 3,616,017         $12,342,027        $10,781,897
====================================        ===========        ===========         ===========        ===========
Earnings Per Share                          $      0.54        $      0.46         $      1.59        $      1.37
====================================        ===========        ===========         ===========        ===========
Dividends Per Share                         $      0.14        $      0.12         $      0.42        $      0.36
====================================        ===========        ===========         ===========        ===========
Average Shares Outstanding                    7,767,661          7,841,647           7,785,374          7,887,627
====================================        ===========        ===========         ===========        ===========

See Accompanying Notes to Financial Statements.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

- --------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                                  June 30
                                                       -------------------------
                                                           1995         1994
- ----------------------------------------------------   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                           $12,342,027  $10,781,897
Depreciation and amortization                              460,310      469,965
Change in working capital [excluding cash
  and cash equivalents and short term investments]        (574,285)    (941,821)
Change in deferred orig. fee income, net                   262,902      231,885
Increase in finance notes and accrued interest
  receivable, net                                         (348,547)  (2,493,640)
Change in deferred income taxes                           (305,000)    (201,590)
- ----------------------------------------------------   -----------  -----------
Net cash provided by operating activities               11,837,407    7,846,696
- ----------------------------------------------------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in investments                               (8,095,000)    (558,397)
Additions to property and equipment                       (602,605)    (475,391)
Change in net investment in pharmacies                     (12,615)      27,255
Other, net                                                 106,441            0
- ----------------------------------------------------   -----------  -----------
Net cash used by investing activities                   (8,603,779)  (1,006,533)
- ----------------------------------------------------   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock                              (5,149,548)  (2,423,342)
Proceeds from exercise of common stock options           1,104,458       36,660
Dividends paid                                          (3,271,550)  (2,841,812)
- ----------------------------------------------------   -----------  -----------
Net cash used by financing activities                   (7,316,640)  (5,228,494)
- ----------------------------------------------------   -----------  -----------
Net change in cash and cash equivalents                 (4,083,012)   1,611,669
Cash and cash equivalents at beginning of period         5,989,274    1,500,258
- ----------------------------------------------------   -----------  -----------
Cash and cash equivalents at end of period             $ 1,906,262  $ 3,111,927
====================================================   ===========  ===========
Supplemental disclosures:
  Cash paid during the period for income taxes         $ 7,100,000  $ 6,582,000
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

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Financial Condition:

        Medicine Shoppe International, Inc. (Company) continues in a strong financial position with a current ratio of 8.8:1 at June 30, 1995 (versus 8.3:1 at September 30, 1994) and an equity ratio of 94% at June 30, 1995 (versus 94% at September 30, 1994). The improvement in the current ratio in 1995 versus 1994 is due primarily to the results of operations. The Company had no external financing outstanding as of June 30, 1995 or September 30, 1994.

        On June 24, 1995, the Company's Board of Directors voted a regular quarterly dividend of $0.14 per share which is payable August 17, 1995 to stockholders of record on August 7, 1995.

        At its January 1995 meeting, the Company's Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock on the open market and/or through private purchases. Purchases may be made at various times and at such prices as the Company believes attractive in the circumstances. Internal funds have been and will continue to be utilized for the share repurchase; no additional debt will be incurred. Management continues to believe such share repurchases are an appropriate use of funds and should benefit all shareholders. Through July 31, 1995, the Company has repurchased, through prior repurchase authorizations, 579,675 shares at a cost of approximately $14 million, including 186,875 shares repurchased in the first ten months of fiscal 1995.

        The Company has a program to provide financing of opening costs to selected new franchisees. This financing program includes financing for new stores as well as the conversion and acquisition costs of independent pharmacies to franchised MEDICINE SHOPPE pharmacies. Loan amounts are normally repayable in seven to ten years, with interest at a rate which fluctuates with the prime interest rate. The aggregate amount of such franchisee obligations to the Company outstanding as of June 30, 1995 and September 30, 1994 was approximately $38 million, including both principal and accrued interest receivable.

        The Company sold its minority interest in Healthy Homecomings, Inc., a home health care concern, to Health Management Corporation, a health care management company. The Company received cash and a long-term note. The transaction, which closed on June 30, 1995, had no material impact on the Company's third quarter financial results.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Analysis of Results of Operations:

        Company revenues increased 11% to $13,705,000 in the third quarter fiscal 1995 compared to $12,360,000 in the third quarter fiscal 1994. Year-to-date revenues have increased 9% to $40,386,000 in fiscal 1995 compared to $37,122,000 in fiscal 1994. The principal component of Company revenues, franchise fees, increased 10% to $9,670,000 from the $8,753,000 recorded in the quarter ended June 30, 1994. Year-to-date franchise fees have increased 11% in fiscal 1995 versus the nine months of 1994. These increases are primarily attributable to an increase of 11% in the nine months fiscal 1995 retail sales at the store level to approximately $709 million from $637 million for the nine months of fiscal 1994. For the nine months, store-for-store comparable sales were up 9% for fiscal 1995.

        The revenue category of sales to franchisees which represents MEDICINE SHOPPE brand label products, signage, fixtures and supplies showed an increase of 9% in the third fiscal quarter of 1995 versus the comparable period of 1994. Year-to-date sales to franchisees are up by 1%. The increase in sales in the third quarter of 1995 is primarily due to promotional programs. Flat sales for the nine months are due to the mild winter season experienced by most of the United States resulting in lower sale of over-the-counter cold and flu remedies and inventory reductions by retail pharmacies.

        Origination fee revenue is off by 24% for the third fiscal quarter and 42% for the year to date. The 1994 figures include revenues from the signing of a master license contracts in Indonesia and Thailand. 1995 has no similar master contracts. Also, domestic store openings were 35 for the nine months ended June 30, 1995 compared with 49 for the same period in fiscal 1994.

        Interest income on financing and other revenues increased 29% in the third quarter and 31% for the first nine months of 1995 due to an increase in financing notes and related interest to $38 million at June 30, 1995 from $35 million at June 30, 1994 and increases in the prime rate at which most of the Company's loans are pegged.

                      MEDICINE SHOPPE INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



        Seventeen new stores were opened during the three months ended June 30, 1995 versus 30 openings in the third quarter of fiscal 1994. Three of the 1995 openings and 12 of the 1994 openings were in foreign countries. Six stores were closed during the third quarter of fiscal 1995 and 8 closed during the third quarter fiscal 1994. At June 30, 1995, there were 1,096 MEDICINE SHOPPE Pharmacies in operation, including 109 units operating outside of the United States.

        Selling, general and administrative expenses increased 6% to $5,344,000 and 6% to $15,540,000 for the quarter and nine months ended June 30, 1995 compared to $5,036,000 and $14,636,000 for the same periods in fiscal 1994. Personnel costs and other operating expenses associated with system expansion and managed care initiatives contributed to the fiscal 1995 increases.

        Income from investments increased 49% during the first nine months of fiscal 1995 to $809,000 from $543,000 during the first nine months of fiscal 1994 due primarily to an additional $7.4 million in cash and investments and higher investment interest rates.

        The Company's income tax provision has risen 21% in the third three months of 1995 when compared to the 1994 period and 17% on a year-to-date basis. The Company's effective tax rate increased to 36.0% in the first nine months of 1995 from 35.6% in 1994. The increase in operating earnings, reduction of tax-exempt interest as a percentage of total income and increased state income taxes account for the increases.

        Net earnings increased to $4,197,000, or 16%, during the third quarter of fiscal 1995 from $3,616,000 during the third quarter of 1994. A comparable 14% increase in net earnings to $12,342,000 from $10,782,000 has been recorded during the nine month period ended June 30, 1995. On a per share basis, earnings for the periods were $0.54 and $0.46 and $1.59 and $1.37, respectively. These increases primarily reflect the 16% increase in operating earnings during the first nine months of fiscal 1995 along with the increase in interest income from investments. The earnings per share amount in fiscal 1995 is enhanced by the Company's repurchase of its common stock. The repurchase reduced the Company's average shares outstanding during the first nine months of 1995.

                      MEDICINE SHOPPE INTERNATIONAL, INC.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEDICINE SHOPPE INTERNATIONAL, INC.





August 11, 1995                      /s/   David A. Abrahamson
     Date                        -----------------------------------
                                        DAVID A. ABRAHAMSON
                                 President & Chief Executive Officer



August 11, 1995                      /s/   Donald C. Schreiber
     Date                        --------------------------------------
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

Item 2.  CHANGES IN SECURITIES:
         No change.

Item 3.  DEFAULT UPON SENIOR SECURITIES:
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         Nothing to report.

Item 5.  OTHER INFORMATION:
         Nothing to report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         A)  Exhibits:  See Exhibit Index on page 13.
         B)  No reports on Form 8-K were filed for the quarter ended
             June 30, 1995.

                      MEDICINE SHOPPE INTERNATIONAL, INC.


                                 EXHIBIT INDEX



EXHIBIT NO.       DESCRIPTION                                    PAGE NO.
- -----------       -----------                                    --------
   11             Computation of Net Earnings Per Common Share      14
   27             Financial Data Schedule